Form 10-K
period 2014-12-31
Hyundai Auto Receivables Trust 2013-B; HYUNDAI ABS FUNDING CORP
filed 2015-03-24
CIK 1578131, 1260125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-K
——————

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

Commission File Number of Issuing Entity 333-185213-02

Hyundai Auto Receivables Trust 2013-B

(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Number of Depositor 333-185213

Hyundai ABS Funding Corporation

(Exact Name of Depositor as Specified in its Charter)

Hyundai Capital America

(Exact Name of Sponsor as Specified in its Charter)

Delaware	33-0978453
(State or Other Jurisdiction of Incorporation of the Registrant)	(I.R.S. Employer Identification No. of the Registrant)

c/o 3161 Michelson Drive, Irvine, California	92612
(Address of Principal Executive Offices of Registrant)	(Zip Code of Registrant)

(949) 732-2697
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable.

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K:

(A)	Item 1. Business
(B)	Item 1A. Risk Factors
(C)	Item 2. Properties
(D)	Item 3. Legal Proceedings
(E)	Item 4. Mine Safety Disclosures

Item 1B. Unresolved Staff Comments

None.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K.

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6. Selected Financial Data.
(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8. Financial Statements and Supplementary Data.
(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K.

(A)	Item 10. Directors, Executive Officers and Corporate Governance.
(B)	Item 11. Executive Compensation.
(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.
(E)	Item 14. Principal Accounting Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant obligors of pool assets (Financial Information):

Not applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB. Legal Proceedings.

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

No other legal proceedings are pending, and no legal proceedings are known to be contemplated by governmental authorities, against any of Hyundai Capital America (the “Sponsor” and “Servicer”), Hyundai ABS Funding Corporation (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”) or Hyundai Auto Receivables Trust 2013-B (the “Issuing Entity”), or of which any property of the foregoing is the subject, that are material to holders of the asset-backed notes or the certificates.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Servicer and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by one or more independent registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports prepared by any of the Servicing Parties, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Servicer has completed a statement of compliance with applicable servicing agreement (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents Filed as Part of this Report

(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c) Not applicable.

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s securityholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 24, 2015	HYUNDAI ABS FUNDING CORPORATION

	By:	/s/ Min Sok Randy Park
Name: Min Sok Randy Park
Title: President and Secretary
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Certificate of Incorporation of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on December 14, 2012, File No. 333-185213)

3.2	Bylaws of Hyundai ABS Funding Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form S-3 of Hyundai ABS Funding Corporation, filed with the Securities and Exchange Commission on December 14, 2012, File No. 333-185213)

4.1	Amended and Restated Trust Agreement, dated as of June 27, 2013 by and between Hyundai ABS Funding Corporation, as depositor, Wilmington Trust, National Association, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

4.2	Indenture, dated as of June 27, 2013, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.1	Receivables Purchase Agreement, dated as of June 27, 2013, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding Corporation, as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.2	Sale and Servicing Agreement, dated as of June 27, 2013, by and among the Issuing Entity, as issuer, Hyundai ABS Funding Corporation, as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.3	Owner Trust Administration Agreement, dated as of June 27, 2013, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assessment on Compliance with Regulation AB Criteria (Hyundai Capital America)

33.2	Management’s Assertion Report on Assessment for Compliance with Applicable Servicing Criteria (U.S. Bank National Association)

34.1	Attestation Report of KPMG LLP on Management’s Assessment on Compliance with Regulation AB Criteria relating to Hyundai Capital America

34.2	Attestation Report of Ernst & Young, LLP on Management’s Assertion Report on Assessment for Compliance with Applicable Servicing Criteria relating to U.S. Bank National Association

35.1	Annual Servicer’s Compliance Certificate