Form 10-K
period 2015-12-31
Hyundai Auto Receivables Trust 2013-B; HYUNDAI ABS FUNDING LLC
filed 2016-03-23
CIK 1578131, 1260125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————
FORM 10-K
——————

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

Commission File Number of Issuing Entity 333-185213-02
Central Index Key Number of Issuing Entity 0001578131

Hyundai Auto Receivables Trust 2013-B
(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Number of Depositor 333-185213
Central Index Key Number of Depositor 0001260125

Hyundai ABS Funding, LLC
(Exact Name of Depositor as Specified in its Charter)

Central Index Key Number of Sponsor 0001541028

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Item 1117 of Regulation AB. Legal Proceedings.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.

No other legal proceedings are pending, and no legal proceedings are known to be contemplated by governmental authorities, against any of Hyundai Capital America (the “Sponsor” and “Servicer”), Hyundai ABS Funding, LLC (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”) or Hyundai Auto Receivables Trust 2013-B (the “Issuing Entity”), or of which any property of the foregoing is the subject, that are material to holders of the asset-backed notes or the certificates.

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

Dated: March 23, 2016	HYUNDAI ABS FUNDING, LLC

	By:	/s/ Pierric Senay
Name: Pierric Senay
Title: President and Secretary
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Formation of Hyundai ABS Funding, LLC (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Form SF-3 of Hyundai ABS Funding, LLC, filed with the Securities and Exchange Commission on December 23, 2015, File No. 333-205844)

3.2	Limited Liability Company Agreement of Hyundai ABS Funding, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form SF-3 of Hyundai ABS Funding, LLC, filed with the Securities and Exchange Commission on December 23, 2015, File No. 333-205844)

4.1	Amended and Restated Trust Agreement, dated as of June 27, 2013 by and between Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor, Wilmington Trust, National Association, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

4.2	Indenture, dated as of June 27, 2013, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.1	Receivables Purchase Agreement, dated as of June 27, 2013, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.2	Sale and Servicing Agreement, dated as of June 27, 2013, by and among the Issuing Entity, as issuer, Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.3	Owner Trust Administration Agreement, dated as of June 27, 2013, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assessment on Compliance with Regulation AB Criteria (Hyundai Capital America)

33.2	Management’s Assertion Report on Assessment for Compliance with Applicable Servicing Criteria (U.S. Bank National Association)

34.1	Attestation Report of KPMG LLP on Management’s Assessment on Compliance with Regulation AB Criteria relating to Hyundai Capital America

34.2	Attestation Report of Ernst & Young, LLP on Management’s Assertion Report on Assessment for Compliance with Applicable Servicing Criteria relating to U.S. Bank National Association

35.1	Annual Servicer’s Compliance Certificate