Form 10-K
period 2016-12-31
Hyundai Auto Receivables Trust 2013-B; HYUNDAI ABS FUNDING LLC
filed 2017-03-22
CIK 1578131, 1260125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

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

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K:

(A)	Item 1. Business
(B)	Item 1A. Risk Factors
(C)	Item 2. Properties
(D)	Item 3. Legal Proceedings

Item 1B.	Unresolved Staff Comments

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10−K.

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6. Selected Financial Data.
(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8. Financial Statements and Supplementary Data.
(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A. Controls and Procedures.

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

Item 16. Form 10–K Summary.

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

Dated: March 22, 2017	HYUNDAI ABS FUNDING, LLC

By:	/s/ Charley Changmin Yoon
Name: Charley Changmin Yoon
Title: President and Secretary
(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Certificate of Formation of Hyundai ABS Funding, LLC (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Form SF-3 of Hyundai ABS Funding, LLC, filed with the Securities and Exchange Commission on December 23, 2015, File No. 333-205844)

3.2	Limited Liability Company Agreement of Hyundai ABS Funding, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form SF-3 of Hyundai ABS Funding, LLC, filed with the Securities and Exchange Commission on December 23, 2015, File No. 333-205844)

4.1	Amended and Restated Trust Agreement, dated as of June 27, 2013 by and between Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor, Wilmington Trust, National Association, as owner trustee, and Hyundai Capital America, as administrator (incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

4.2	Indenture, dated as of June 27, 2013, by and between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.1	Receivables Purchase Agreement, dated as of June 27, 2013, by and between Hyundai Capital America, as seller, and Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor (incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.2	Sale and Servicing Agreement, dated as of June 27, 2013, by and among the Issuing Entity, as issuer, Hyundai ABS Funding, LLC (formerly known as Hyundai ABS Funding Corporation), as depositor, Hyundai Capital America, as seller and servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

10.3	Owner Trust Administration Agreement, dated as of June 27, 2013, by and among the Issuing Entity, as issuer, Hyundai Capital America, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the Securities and Exchange Commission on June 28, 2013, File No. 333-185213-02)

31.1	Certification of senior officer in charge of securitization of the depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33.1	Management’s Assessment on Compliance with SEC Regulation AB Criteria (Hyundai Capital America)

33.2	Management’s Assertion Report on Assessment of Compliance with Applicable Servicing Criteria (U.S. Bank National Association)

34.1	Attestation Report of KPMG LLP on Management’s Assessment on Compliance with SEC Regulation AB Criteria relating to Hyundai Capital America

34.2	Attestation Report of Ernst & Young, LLP on Management’s Assertion Report on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank National Association

35.1	Annual Servicer’s Compliance Certificate